Form 10-Q
period 1996-03-31
MOTOR WHEEL CORP
filed 1996-05-16
CIK 810745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996

Commission file number 33-11958


                           MOTOR WHEEL CORPORATION
             (Exact name of registrant as specified in its charter)

                   Ohio                 38-1741793
      (State or other jurisdiction of (I.R.S. Employer incorporation or organization)Identification No.)


               2501 WOODLAKE CIRCLE, OKEMOS, MICHIGAN 48864-5955
                   (Address of principal executive offices)


                                (517) 337-5700
                        (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X    No ___




     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


COMMON SHARES NO PAR VALUE -- 1,100 SHARES OUTSTANDING AS OF MAY 13, 1996





                                Page 1 of 10 pages

INDEX

MOTOR WHEEL CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets -- March 31, 1996
         and December 31, 1995

         Condensed consolidated income statements -- Three months ended March 31, 1996 and 1995

         Condensed consolidated statements of cash flows -- Three months ended March 31, 1996 and 1995

         Notes to condensed consolidated financial statements --
         March 31, 1996


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results    of Operations


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

              MOTOR WHEEL CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands)
                                                  March 31,  December 31,
                                                     1996           1995
ASSETS
Current assets:
    Cash and equivalents                                319       1,344
    Accounts receivable, net of
      allowance of $250 in 1996
      and in 1995                                    32,018      32,294
    Inventories - Note B                             34,082      31,943
    Prepaid expenses and other
      current assets                                  4,115       5,459
        Total current assets                         70,534      71,040

Property, plant and equipment                       217,148     215,362
Less accumulated depreciation,
  amortization and valuation allowance              140,241     136,385
                                                     76,907      78,977

Investments in equity affiliates                      6,499       7,374
Other assets                                         13,034      12,087

        Total assets                                166,974     169,478

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                 28,519      30,123
    Accrued liabilities                              22,399      26,087
    Short-term borrowings                            12,021       5,000
        Total current liabilities                    62,939      61,210

Long-term debt                                      125,000     125,000
Other long-term liabilities                          60,947      60,953

Shareholders' equity (deficit):
    Common stock, no par value,
      authorized 2,500 shares,
      outstanding 1,100 shares                            1           1
    Additional paid-in capital                       29,844      29,844
    Retained-earnings deficit                      (111,757)   (107,530)
Total shareholders' equity (deficit)                (81,912)    (77,685)

        Total liabilities and
          shareholders' equity (deficit)            166,974     169,478

See notes to condensed consolidated financial statements.


              MOTOR WHEEL CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(Dollars in thousands except per share amounts)

                                                    Three Months Ended
                                                       March 31,
                                                      1996       1995
Net sales                                            79,590     105,605

Costs of goods sold                                  73,497      91,776

        Gross profit                                  6,093      13,829

Selling, administrative and general                   4,136       4,626
Research and development                              1,240       1,891
Interest expense                                      4,302       4,513
Other (income) expense                                  631        (354)

        Income (loss) before taxes                   (4,216)      3,153

Provision for income taxes                               11          29

        Net income (loss)                            (4,227)      3,124

Preferred stock dividend accrued plus
  accretion                                               -         471

        Net income (loss) available to
          common shareholder                         (4,227)      2,653

Income (loss) per common share:

        Net income (loss) per common share           (3,843)      2,412


See notes to condensed consolidated financial statements.


              MOTOR WHEEL CORPORATION AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)
                                                    Three Months Ended
                                                       March 31,
                                                      1996        1995
Cash Flows From Operating Activities
    Net income (loss)                                (4,227)      3,124
    Adjustments to reconcile net income
      (loss) to net cash used for
      operating activities:
        Depreciation and amortization                 4,542       4,901
        Postretirement benefits other
          than pensions                                 710         600
        Debt issuance amortization                      208         208
        Equity in net (income) loss of
          affiliates                                    875        (431)
    Changes in operating assets and
      liabilities                                    (7,681)    (12,667)

            Net cash used for operating
              activities                             (5,573)     (4,265)

Cash Flows From Investing Activities
    Additions to property, plant
      and equipment                                  (2,480)     (4,094)
    Disposals of property, plant
      and equipment                                       7           3

            Net cash used for
              investing activities                   (2,473)     (4,091)

Cash Flows From Financing Activities
    Proceeds from revolving credit loans
       with financial institutions                    7,021       7,780
            Net cash provided by financing
               activities                             7,021       7,780

            Decrease in cash                         (1,025)       (576)

Cash at beginning of year                             1,344         966

            Cash at end of period                       319         390


See notes to condensed consolidated financial statements.


                MOTOR WHEEL CORPORATION AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             March 31, 1996


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Adjustments consisted of only normal recurring accruals. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


NOTE B -- INVENTORIES

Inventories are comprised of:

                                                 March 31,     December 31,
                                                  1996            1995
(Dollars in thousands)
Raw materials and supplies                           13,441      15,315
Work in process                                       6,939       6,536
Finished product                                     18,455      14,863
                                                     38,835      36,714
Less excess of FIFO cost over LIFO                   (2,088)     (1,971)
Less valuation allowance                             (2,665)     (2,800)
                                                     ------      ------
                                                     34,082      31,943

NOTE C -- INCOME (LOSS) PER COMMON SHARE

Income (loss) per common share amounts are based on the weighted average number of common shares outstanding and give effect to increasing preferred stock dividend requirements in 1995. The weighted average number of common shares outstanding was 1,100 for the periods presented.


NOTE D -- CONTINGENCIES

The Company, in the normal course of business, is involved in various legal actions. Management, after taking into consideration legal counsels' evaluations, is of the opinion that the outcome thereof will not have a material impact on the financial position, operating results or cash flows of the Company.


NOTE D -- CONTINGENCIES (Continued)

In addition, the Company is party to various environmental clean-up and product liability matters. At the time of the acquisition of the Company from Goodyear in December 1986 (the "Acquisition"), Goodyear agreed to be responsible for, and to indemnify the Company with respect to, all liabilities, claims and obligations for environmental pollutants, or other substances generated prior to December 30, 1986, for the plants then owned by the Company, and April 1, 1987, for the plants previously owned by Goodyear. Also at the time of the Acquisition, Goodyear agreed to indemnify the Company for all costs and liabilities arising from any product warranty, product liability, other claims or obligations for products manufactured by the Company prior to December 30, 1986 and for products manufactured by Goodyear at the Akron, Ohio plant prior to April 1, 1987. After taking into consideration both the Goodyear indemnification and actions taken by the Company since the Acquisition to limit the Company's exposure in these matters, management is of the opinion that the outcome thereof will not have a material impact on the financial position, operating results or cash flows of the Company.



NOTE E -- OTHER EVENTS

On March 28, 1996, MWC Holdings, Inc. ("Holdings"), the holder of all of the Company's outstanding common shares, signed a definitive Agreement and Plan of Merger (the "Merger Agreement") which provides for the merger of Holdings with and into Hayes Wheels International, Inc. ("HWI"). At the effective time of the merger, the separate corporate existence of Holdings shall thereupon cease and HWI shall continue as the surviving corporation. Pursuant to the merger, the Company will become a wholly-owned subsidiary of HWI. The Board of Directors of both Holdings and HWI approved the Merger Agreement and the transactions contemplated thereby at their respective meetings held on March 28, 1996. In connection with the merger and the related financings, it is anticipated that all of the outstanding 11-1/2% Senior Notes due 2000 of the Company will be redeemed in accordance with their terms.

Consummation of the merger is subject to various conditions, including:
(i) receipt of approval by the stockholders of Holdings and HWI of the Merger Agreement and the merger; (ii) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) filing and effectiveness of a Proxy and Registration Statement; (iv) receipt of financing necessary to consummate the transactions; and (v) satisfaction of certain other conditions. The merger is expected to be consummated in mid-summer 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Total sales in the first quarter of 1996 were $79.6 million compared to $105.6 million in the same period of 1995. Automotive sales were $50.9 million in the first quarter of 1996, a decrease of $17.0 million from the same period of 1995. This decrease was due primarily to a resourcing program by one of the Company's principal customers that has been and continues to be implemented. This resourcing program only impacts the Company's level of automotive wheel sales and was a consideration in the Company's decision to close its Mendota, Illinois manufacturing facility. Sales of automotive brake products also decreased as selected production shutdowns by customers, to control their inventory levels, impacted some of the Company's higher volume brake components. Commercial highway sales were $28.7 million in the first quarter of 1996, a decrease of $9.0 million from the same period of 1995 and is attributable to a significant downturn in the production of heavy-duty trucks and trailers compared to record production levels in the first quarter of 1995.

The Company's gross profit for the quarter of 1996 was $6.1 million, or 7.7% of net sales, compared to $13.8 million, or 13.1% of net sales, for the same period of 1995. The lower sales volume is the primary reason for the decreased level of gross profit but the Company has also experienced certain manufacturing inefficiencies and incurred other transition costs as its previously disclosed plans to cease operations at certain manufacturing facilities are being implemented. Closure of the Mendota facility is in process as the Company is consolidating all automotive wheel production in its Bowling Green, Kentucky facility with an anticipated completion by the end of the third quarter of 1996. In addition, the Company is implementing certain aspects of its plan to close its automotive brake manufacturing facility in Ypsilanti, Michigan and continues to evaluate options with respect to satisfying its expected long-term production requirements. Military wheel production equipment which was previously located at the Company's now closed Lansing, Michigan facility is in the process of being installed at the Akron, Ohio facility. Management expects that these closings will result in improvements in financial performance primarily through reductions in fixed manufacturing costs and lower variable costs.

Selling, administrative and general expense together with research and development expense decreased to $5.4 million in the first quarter of 1996 compared to $6.5 million in the same period of 1995 as a result of actions initiated by the Company during the fourth quarter of 1995, which were affected during the first quarter of 1996, to bring this expense category in line with the lower sales volume.

Interest expense was $4.3 million in the first quarter of 1996 compared to $4.5 million in the same period of 1995. Other expense was $0.6 million in the first quarter of 1996 compared to other income of $0.4 million in the same period of 1995. The primary component of this other category is the Company's share of the results of Alumitech, a 50% owned joint venture which produces aluminum wheels.

The Company had minimal income tax expense and therefore the resulting net loss for the first quarter of 1996 was $4.2 million compared to net income of $3.1 million in the same period of 1995.


CAPITAL RESOURCES AND LIQUIDITY

The Company has a revolving credit agreement through March 1998, which provides borrowing capacity up to $50 million, subject to limitations based on the value of the Company's inventory and receivables. At March 31, 1996, the Company used $12.0 million for short-term borrowings and $12.5 million for letters of credit with excess availability of $17.1 million.

Net cash used for operating activities was $5.6 million in the first quarter of 1996 as compared to $4.3 million in the same period of 1995. The principal usage of cash during the first quarter of 1996 was for an inventory build program in one of the company's plants in anticipation of the termination of a labor agreement. Cash provided by net income
(loss), as adjusted for non-cash charges, was $2.1 million while cash requirements to support operating assets and liabilities was $7.7 million. These amounts are both lower than the comparable amounts in the same period of 1995 due to the lower sales volume.

Net cash used for investing activities was $2.5 million in the first quarter of 1996 as compared to $4.1 million for the same period of 1995 as the Company has adjusted its plans for investment in property, plant and equipment to be in line with the lower sales volume.

Net cash provided by financing activities was $7.0 million in the first quarter of 1996 as compared to $7.8 million for the same period of 1995. The Company has utilized borrowings under the revolving credit agreement to support its cash requirements for operating assets and liabilities.

The Company's availability under the revolving credit agreement is expected to be adequate to support its working capital requirements. Management believes that cash generated by operations will be sufficient to meet the Company's expected operating needs (including cash requirements related to plant closures), planned capital expenditures and interest payments.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

2(b) Agreement and Plan of Merger, dated as of March 28, 1996, between MWC Holdings, Inc. and Hayes Wheels International, Inc. is incorporated by reference to Exhibit 2 to the Hayes Wheels International, Inc. Form 8-K, dated March 28, 1996.

There were no reports on Form 8-K filed during the quarter.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 14, 1996              MOTOR WHEEL CORPORATION



                                   By: /s/  Richard W. Tuley
                                      Richard W. Tuley
                                      President



                                   By: /s/  Thomas R. Collins
                                      Thomas R. Collins
                                      Vice President and Treasurer
                                      (principal financial officer)