Form 10-Q/A
period 1996-03-31
MOTOR WHEEL CORP
filed 1996-08-14
CIK 810745

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-Q/A



Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996

Commission file number 33-11958



                            MOTOR WHEEL CORPORATION
                            -----------------------
             (Exact name of Registrant as specified in its charter)



        Ohio                                              38-1741793
        ----                                              ----------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)



               2501 WOODLAKE CIRCLE, OKEMOS, MICHIGAN 48864-5955
                    (Address of principal executive offices)


                                 (517) 337-5700
                                 --------------
                        (Registrant's telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes    X    No       .
                                                  --------   -------
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practical date: The number of shares of Common Stock, no par value, outstanding as of May 13, 1996, was 1,100.

     The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, as follows:

           Item 6 of the report is amended by adding Exhibit 27, Financial Data Schedule, to the exhibits filed under Item 6.

     As so amended Item 6 reads as follows in its entirety:

            Item 6. Exhibits and Reports on Form 8-K.

                    a.   Exhibits
                         --------

                      Exhibit No.                 Title
                      -----------                 -----
                        27               Financial Data Schedule


                    b.   Reports on Form 8-K
                         -------------------
                         None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 14,1996                       MOTOR WHEEL CORPORATION



                                         By: /s/   William D. Shovers
                                             ----------------------------------
                                                   William D. Shovers
                                                   Vice President and Treasurer
                                                   (Principal Financial Officer)

                                EXHIBIT INDEX


EXHIBIT NO.                   DESCRIPTION
- -----------                   -----------

     27             FINANCIAL DATA SCHEDULE